Form 10-K
period 2004-12-31
ACE SEC CORP WELLS FARGO FINANCIAL AUTO OWNER TRUST 2004-A
filed 2005-03-31
CIK 1283440

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-110039-05

WELLS FARGO FINANCIAL AUTO OWNER TRUST 2004-A

(Exact name of registrant as specified in its charter)

Delaware	20-6150771
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification)

c/o Wilmington Trust Company Rodney Square North, 1100 North Market Street Wilmington, Delaware	19890-0001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 651-1000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:  None.

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes  ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant: $0.

Documents incorporated by reference: None.

Part I

Item 1. BUSINESS

Omitted.

Item 2. PROPERTIES

Omitted.

Item 3. LEGAL PROCEEDINGS

Omitted.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Omitted.

Item 6. SELECTED FINANCIAL DATA

Omitted.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Omitted.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Omitted.

Item 9A. CONTROLS AND PROCEDURES

Omitted.

Item 9B. OTHER INFORMATION

Omitted.

Part III

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Omitted.

Item 11. EXECUTIVE COMPENSATION

Omitted.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)          Transactions with Management and Others.

None.

(b)         Certain Business Relationships

None.

(c)          Indebtedness of Management

None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Omitted.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Vice President pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
99.1	Annual Statement of Compliance by Subservicer, filed herewith
99.2	Report of Independent Accountants, filed herewith
99.3	Assertion of Management, filed herewith

(b)  Reports on Form 8-K

The current report on Form 8-K attaching the related transaction documents was filed by Wells Fargo Financial Auto Owner Trust 2004-A on March 23, 2004 and is hereby incorporated by reference.

The current reports on Form 8-K attaching the related Monthly Master Servicer’s Report were filed by Wells Fargo Financial Auto Owner Trust 2004-A on (i) April 21, 2004 for the month ending March 31, 2004, (ii) May 19, 2004 for the month ending April 30, 2004, (iii) June 17, 2004 for the month ending May 31, 2004, (iv) July 22, 2004 for the month ending June 30, 2004, (v) August 18, 2004 for the month ending July 31,2004, (vi) September 17, 2004 for the month ending August 31, 2004, (vii) October 15, 2004 for the month ending September 30, 2004, (viii) November 15, 2004 for the month ending October 31, 2004, (ix) December 15, 2004 for the month ending November 30, 2004 and (x) January 18, 2005 for the month ending December 31, 2004.  All of the foregoing documents are hereby incorporated by reference.

(c)  Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wells Fargo Financial Auto Owner Trust 2004-A has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS FARGO FINANCIAL AUTO OWNER TRUST 2004-A

By:	Wells Fargo Financial Acceptance, Inc., as Subservicer

By:	/s/ Dean R. Anderson
Name: Dean R. Anderson
Title: Vice President
Dated: March 29, 2005

EXHIBIT INDEX

WELLS FARGO FINANCIAL AUTO OWNER TRUST 2004-A

Exhibit Number	Description
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.1	Annual Statement of Compliance by Subservicer

99.2	Report of Independent Accountants

99.3	Assertion of Management